Form 10-K
period 1998-12-31
MORGAN STANLEY CAPITAL I INC MORT PASS THR CERT SER 1998-WF1
filed 1999-03-31
CIK 1083091

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1998

Commission File Number: 333-45467

Morgan Stanely Capital I Inc. issuer in respect of
Commercial Mortgage Pass-Through Certificates Series 1997-WF1
(Exact Name of registrant as specified in its charter)

Delaware      			13-3291626
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

1585 Broadway Street, New York,  New York,  10004
(Address of Principal Executive Office)

212-902-1000
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the
Act:     None

Securities registered pursuant to Section 12(g) of the
Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1998.

Not applicable.



 Table of Contents


PART I

Item 1. Business..................................................3

Item 2. Properties................................................3

Item 3. Legal Proceedings.........................................3

Item 4. Submission Of Matters To A Vote Of Security Holders.......3

PART II

Item 5. Market For Registrant's Common Equity And
Related Shareholder Matters.......................................3

Item 6. Selected Financial Data...................................3

Item 7. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations...............................4

Item 8. Financial Statements And Supplementary Data...............4

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure.....................4

PART III

Item 10. Directors And Executive Officers Of The Registrant.......4

Item 11. Executive Compensation...................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
            Management......................................4

Item 13. Certain Relationships And Related Transactions...4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1998-WF1 issued, pursuant to a Pooling and Servicing Agreement, dated as of March 1, 1998 (the "Pooling and Servicing Agreement"), by and among Morgan Stanley Capital I Inc., Wells Fargo Bank, National Association as master Servicer,Criimi Mae Services Limited Partnership as special servicer, LaSalle National Bank, as Trustee and REMIC administrator, and ABN AMRO Bank N.V., as fiscal agent. The Class A-1, Class A-2, Class X, Class B, Class C, Class D, and Class E Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer's Annual
Statement of Compliance and Servicer s Independent Accountant's
Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K

(a)
1. Servicer's Annual Statement of Compliance for the period ended 12/31/98.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/98.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


LASALLE NATIONAL BANK, IN
ITS CAPACITY AS TRUSTEE UNDER
THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF
Morgan Stanley Capital I
REGISTRANT


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities